Form 10KSB
period 1995-06-30
THERMAL EXPLORATION CO
filed 1995-10-13
CIK 97725

U.S. SECURITIES AND EXCHANGE COMMISSION
                        			Washington, D.C.  20549
                      			       Form 10-KSB


(Mark one)
[ X ] Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended
June 30, 1995 or
[   ] Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from ________ to _________

Commission file number  0-13933


		       THERMAL EXPLORATION COMPANY
	     (Name of small business issuer in its charter)

			       California
      (State or other jurisdiction of incorporation or organization)

			       94-2185688
		   (I.R.S. Employer Identification No.)

	     11525 Caroline Lane, Nevada City, California
	       (Address of Principal Executive Offices)

				  95959
				(Zip Code)

	     Issuer's Telephone No.   (916) 265-0653

Securities to be registered under Section 12(b) of the Act.

Title of each class         Name of each exchange on which registered
      None                                     None


Securities to be registered under Section 12(g) of the Act.

Common Stock, No Par Value
Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB [   ]

Issuer's revenues for its most recent fiscal year:  NIL

The aggregate market value of the voting stock held by non-affiliates based on the last trade on the Alberta Stock Exchange as of September 22, 1995 is $1,922,168

The number of Common Shares outstanding as of September 30, 1995 is
16,415,528

Documents incorporated by reference:         None

			       PART I

ITEM 1.  Description of Business

A.  General Development of Business

     Thermal Exploration Company ("Thermal" or the "Company") was incorporated in the State of California on February 18, 1972. Since that date the Company has been engaged in the exploration and development of natural resources. Until July, 1991 the Company was primarily engaged in the geothermal energy industry, through its ownership of a 7.5% working interest in the 21.4 megawatt power plant at the Roosevelt Geothermal Unit located near Milford, Utah ("Roosevelt"). Previously, the Company also participated in petroleum and natural gas exploration, through the acquisition and interpretation of seismic data in Western Canada and the drilling of natural gas wells. Recently, the primary focus of the Company has been toward the exploration and development of the Carmacks Copper Project (formerly referred to as "Williams Creek copper-gold deposit") in the Yukon Territory of Canada. (Unless indicated otherwise, all reference to amounts are in Canadian dollars)

     As of August 1, 1991 the Company sold its interest in geothermal leases, field facilities for the production of geothermal steam, contract rights, and related rights and assets at Roosevelt for $450,000 in cash, certain geothermal data, the forgiveness of approximately $2.3 million in debt, and the release of the Company from all of its obligations and liabilities with respect to Roosevelt, resulting in a gain of $810,386. The Company retained a small royalty interest at Roosevelt which it subsequently sold in mid-January, 1993 for $50,000 to the Company's President, resulting in a gain of $50,000, thus ending royalty income from Roosevelt as of that date. During the year ended June 30, 1992 the Company also sold its royalty interest in steam sales at the Fish Lake Unit for $112,500, resulting in a gain of $112,500. On December 21, 1992 the Company sold its proprietary rights to seismic data for $50,648 resulting in a loss of $155,222. On June 30, 1995 the Company sold its land in Utah resulting in a gain of $30,644. See "Item 6. Management Discussion and Analysis of Financial Condition and Operations - Liquidity."

     In September, 1989, the Company entered into an agreement with Western Copper Holdings Limited ("Western Copper") of Vancouver, British Columbia, an associated company of Teck Corporation (a major Canadian mining and holding company) to jointly explore and develop on a 50-50 basis the Carmacks Copper Project. See "Item 2. Description of Properties." To date, approximately $3.5 million
(Cdn) has been spent on the project by both parties. A feasibility study by Kilborn Engineering Pacific Ltd., Vancouver, British Columbia ("Kilborn") concluded that the project is economically viable at current copper prices. No assurances can be given, however, that the Company will be able to raise the necessary capital to develop the property through the joint venture, or that the project will reach production.

B.   Business of Issuer

     As of June 30, 1994 the Company's principal asset was its investment in the Carmacks Copper Project. In this regard, the Company and Western Copper optioned the Carmacks Copper Project copper property from Archer, Cathro & Associates (1981) Limited. The terms of the option were satisfied in December of 1992 when the companies spent the required $2 million (Cdn) on the property. Metallurgical test work on the deposit, consisting of bottle roll and column leach tests, indicate that 80-85% of the contained copper can be extracted with dilute sulfuric acid. An independent feasibility study by Kilborn Engineering Pacific Ltd. indicates that the property can be economically developed at $1.05 U.S. per pound. The current copper price is $1.28 U.S. per pound. Work consisting of core drilling to better define the reserves, metallurgical testing and environmental base line studies was conducted during 1991 and 1992. In 1993 an ore reserve calculation was conducted by the operator of the property (Western Copper Holdings) using both polygonal sections and a computer generated 30 foot block model using PC Mine Software.
 A 250 ton pilot heap leach test was conducted in Carmacks, Yukon to gain cold weather leaching data. To date, in excess of $3.5 million
(Cdn) in total has been spent on the Carmacks Copper Project by the Company and Western Copper. See "ITEM 2, C. (1) Carmacks Copper Project."

     The Company and Western Copper plan to produce copper cathode by Solvent Extraction and Electro-Winning (SX-EW) at a rate of approximately 30 million pounds per annum once mining and production are fully underway. Because of the high purity of copper cathodes, the product is readily marketable through metal dealers to copper fabricators.

     The mining and production of refined copper is a very competitive business and conventionally undertaken by companies having much larger capital resources and technical expertise than that of the Company. Based on preliminary cash cost estimates, however, it is estimated that copper produced from the Carmacks Copper Project will be competitive with other producers. The anticipated (approximately) 15,000 tons of annual copper production is insignificant in terms of world copper production and is unlikely to have an impact on overall supply and demand.

     Prior to production, operating and land use permits will be required from both the Yukon territorial and Canadian federal governments. Background environmental studies have been on-going for the past three years and the Company believes it has sufficient data to meet these requirements. The engineering firm of Knight and Piesold Ltd. of Vancouver, B.C. has been engaged to prepare the necessary documents for presentation to the various government agencies.

     The mineral industry in Canada has historically been the subject of significant regulation and control by various levels of government. Generally, metal prices are negotiated directly between purchasers and sellers. Drilling and production operations, however, are subject to provincial and Canadian federal laws and regulations governing environmental quality and pollution control. Should the project reach production, the Company believes that it will be able to comply with all applicable regulations.

     Canadian mineral exploration is highly competitive, particularly with respect to location, acquisition and exploration of drilling prospects. The Company competes with other corporations having substantially greater financial resources and larger technical staffs.

     The Company faces the risks that are inherent in the production of mineral products, which include unpredictable price changes and changing environmental and regulatory rules associated with production of these products, and other risks inherent to conducting mining operations.

     On April 24, 1995 Western Copper and the Company announced that an agreement in principle had been reached to amalgamate the two companies or enter into some type of amalgamation on the basis of one share of Western Copper for each five shares of Thermal Exploration.
 Shareholders of Thermal will receive one share of Western Copper for each five Thermal shares held. Thermal's assets, other than its interest in the Carmacks Copper Project will be vended to a new subsidiary of Thermal ("Newco") and distributed to existing
Thermal shareholders. Western Copper currently holds 5.83 million shares of Thermal (36%). After the amalgamation, Western Copper's shares in Newco will be canceled. No assurance can be given that the proposed amalgamation or reorganization will occur in the manner described. The amalgamation is subject to a definitive agreement and will require Toronto Stock Exchange, Alberta Stock Exchange and other regulatory and shareholder approvals.

     The Company currently does not have any full-time employees.
The Company has one part-time secretary and two part-time executive officers, who work on a consulting basis.

ITEM 2.  Description of Properties

A.  Headquarters

     The Company's headquarters are located at 11525 Caroline Lane, Nevada City, California 95959. The headquarters consist of approximately 800 square feet of office space which is rented on a month to month basis from the Company's President, at rental payments of $500.00 per month.

B.   Mineral Properties

(1)  Carmacks Copper Project

     The Carmacks Copper Project, which consists of 232 contiguous and partial unpatented mining claims, is located approximately 43 kilometers northwest of Carmacks, Yukon, Canada. The property is accessible by an all-weather road from Skagway, Alaska to within seven miles of the property. A secondary road to the property is sufficient for seasonal travel by two and four-wheel drive vehicles.

     Copper was first discovered at Williams Creek during a regional exploration program for porphyry copper deposits in 1970. Follow-up work in the early 1970's located several zones of copper mineralization. The No. 1 Zone, which appears to hold the most promise, was diamond drilled and trenched. The results indicated a mineralized zone 100 - 150 feet wide, 2,000 feet long and at least 1,500 feet deep. A major decline in the price of copper in the mid-1970's resulted in a cessation of exploration and no further meaningful work was done until 1989, when the property was optioned by the Company and Western Copper from Archer, Cathro and Associates (1981) Ltd. The option to purchase agreement contained provisions for the payment of 15% of net profits or a 3% gross royalty to a total of $2.5 million in Canadian funds. Since 1989 Thermal and Western Copper have spent approximately $3.5 million (Cdn) in total on an intensive mine evaluation program, including diamond drilling, metallurgical and environmental studies.

     In September 1993 Kilborn was retained to complete a feasibility study on the Carmacks Copper Project of sufficient detail to be used for raising financing and finalizing permits.

     Based on both the Kilborn feasibility study and subsequent modifications, the Carmacks Copper Project is projected to produce an average of 45 tons of copper per day over the estimated 8.5 year mine life by way of solvent extraction-electrowinning (SX-EW). Capital costs for the plant and equipment are currently estimated at $48.6 million (U.S.$ 35.4 million), with $9.7 million (U.S.$ 7.1 million) for indirect costs and $5.1 million (U.S.$ 3.7 million) for contingency, for a total of $63.4 million (U.S.$ 46.3 million). Working capital requirements are estimated at $4 million (U.S.$ 2.9 million). Operating costs over the life of the project are estimated at $0.88 per pound of copper (U.S.$0.64). The current copper price is $1.28 U.S. per pound. No assurance can be given that the Carmacks Project can be developed and operated at budgeted amounts and that the price of copper will remain at current levels.

     There are fourteen mineralized zones on the property of which the No. 1 is the most important and the subject of the feasibility study. The No. 1 Zone strikes north/south over 2,300 feet and has an average width of 112 feet. A geological reserve (proven and probable) to a depth of 1,500 feet has been calculated at 22,051,665 tons grading 1.06% copper and 0.013 ounces of gold per ton, for total contained metals of 460 million pounds of copper and 286,000 ounces of gold.

     A diluted open pittable oxide reserve of 15,550,000 tons grading 1.01% copper and 0.015 ounces of gold per ton has been outlined to a depth of 600 feet below surface. The strip ratio will average 4:1 waste/ore over the life of the mine. There are at least three (3) other surface zones which could augment ore from the No. 1 Zone.

     It is estimated that the No. 1 Zone will be mined at a rate of
1.94 million tons per year. Ore will be mined 200 days per year at a rate of 9600 tons per day, crushed to 3/4" and delivered via conveyers to a leach pad. Leaching will occur year round. Employees on site are estimated to number 105 at the start of operations, increasing in later years as the mine fleet is expanded to accommodate the increased stripping.

     Copper recoveries of 80% have been determined from a comprehensive, 3-year metallurgical program. Acid consumption is estimated at 50 pounds per ton of ore. Test procedures and analyses were prepared in consultation with Brown and Root, Inc., of Houston, Texas. This acid consumption is similar to that of existing copper operations.

     Acid, for utilization in the Carmacks Project, will be shipped to a bulk storage facility in Skagway, Alaska. Annually, 50,000 tons of acid will be trucked 245 miles (400 kilometers) from the port to the mine and these trucks will be used to back-haul copper.

     Power will be supplied by either on-site oil-fired turbine generators or by a transmission line installed by Yukon Electric Corp. The transmission line (if constructed) will be an extension of the main grid system which terminates at Carmacks. Access to the property is via 33 kilometers on the government-maintained Freegold Road and then 13 kilometers along the existing property road. The property access road will be upgraded during the construction phase.
 Government incentive programs are available to assist with the financing of infrastructure in the Yukon.

     Water for the leaching operation will be supplied from drilled wells and a small reservoir constructed on Williams Creek downstream of the operation. This reservoir will act as a secondary catchment for the operation. Much of the water required for the operation will be recycled.

     Environmental surveys were completed between 1991 and 1993. The results of these surveys were submitted for regulatory review in February, 1994. The environmental impact statement (IEE) and feasibility study were submitted for review in early 1995. Land-use permits and a water license for the project are anticipated to be issued late in 1995. Negotiations with the Little Salmon First Nation are continuing with the expectation of finalizing an Economic Development Agreement this fall.

     Western Copper and Thermal Exploration are now entering a phase which is expected to lead to detailed engineering. Preliminary talks with marketing groups and financial institutions have been positive.
 With the completion of the feasibility study, in-depth negotiations will begin which are expected to lead to further development of the Carmacks Project.

     Under the terms of the joint venture, Western Copper and Thermal Exploration each have a 50% interest in the Carmacks Project, and each is required to provide capital to maintain their 50% interest. Historically, the Company has sold its equity securities to meet its capital requirements. Recently, Western Copper has advanced expenses on behalf of the Company in exchange for the Company's common stock.
 If the proposed amalgamation is approved and completed, Western Copper will own 100% of the project.

     No assurances can be given that the Company will be successful in its efforts to raise the necessary capital to maintain its interest or that the amalgamation will be completed or that the project will reach production.

(2)   Lac de Gras Diamond Property

     On May 7, 1992 the Company entered into an agreement to acquire a 70% interest in mineral leases of approximately 94,519 acres located in the Lac de Gras area of the Northwest Territories of Canada. The claims are located on the Archean geological trend in which BHP Corporation ("BHP") and Kennecott Canada Limited ("Kennecott") have announced the discovery of kimberlite pipes containing gem quality diamonds. The BHP and Kennecott discoveries were the focus of international attention and have resulted in a large staking rush. The Company's property is located approximately 40 miles north and east of the BHP discovery.

     The Company paid a total of $47,259 (Cdn) and 200,000 common stock shares for its interest. The Company concurrently entered into an agreement with Kennecott, a wholly-owned subsidiary of Kennecott Inc. of Salt Lake City, Utah, whereby Kennecott reimbursed the Company $47,259 (Cdn) to earn up to a 70% interest in the Company's project by providing all exploration costs through to a production decision. As of August 9, 1993 Kennecott, after completing an airborne magnetometer and resistivity survey and limited soil sampling, discontinued exploration on the property and has relinquished all rights to the property. Kennecott, during the course of its exploration, spent approximately $197,000 (Cdn), an amount sufficient to keep approximately 38,000 acres in good standing until March, 1996. Based on its estimate of recoverability of its acquisition and exploration costs for the property, the Company wrote off all of its capitalized costs. The Company is currently seeking another senior mining company as a joint venture partner to conduct further exploration on the property. No assurance can be given that the Company will be successful in this effort.

     No assurance can be given that diamonds will be found in the area in which the Company has an interest or, if diamonds are found, that they can be economically extracted.

(3)   Kirkland Lake Copper-Gold Property

     In March of 1994, the Company acquired by staking, two claims (approximately 320 acres) in the Kirkland Lake area of Ontario, Canada, at a cost of $764 (Cdn). The property was subsequently optioned to Kalahari Resources in August, 1994 for 75,000 shares of Kalahari common stock and a 4% net smelter return, of which Kalahari could purchase from the Company 1 1/2% of the net smelter return for $1,500,000 (Cdn). Kalahari failed to make a property payment which was due in August, 1995. As a result, 100% ownership has now reverted to the Company. No assurance can be given that economic minerals will be found. The Kalahari shares which the Company has received have been sold for a gain of $37,573.

ITEM 3.   Legal Proceedings

     There are currently no known legal proceedings involving any of the Company's properties or to which the Company is a party.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

			     PART II

ITEM 5.   Market for Common Equity and Related Stock Holder Matters

A.   Market Information

     The Company's shares trade on the OTC Bulletin Board in the U.S.A. under the symbol TECC. There is no established public trading market for the Company's common stock as that term is defined by the regulations of the Securities and Exchange Commission. The Company believes that the principal market maker for its Common Stock is KO Securities, Inc., Seattle, Washington and Dakin Costigan & Welpton Inc., San Francisco, California.

     The Company's shares are also listed on the Alberta Stock
Exchange in Canada and are quoted under the symbol THR. Based on trading volumes, the Company believes that the principal market for the Company's shares is the Alberta Stock Exchange.

     The quarterly range of high and low bids of the Company's common stock as reported on OTC Bulletin Board and actual trades on the Alberta Stock Exchange for the two most recent fiscal years is as follows:

              			NASD Bulletin Board    Alberta Stock
					                                   Exchange ($Cdn)

                     			   High       Low      High        Low

July-September   1993     $0.25      $0.25     $0.45      $0.36

October-December 1993     $0.25      $0.25     $0.40      $0.20

January-March    1994     $0.19      $0.25     $0.37      $0.25

April-June       1994     $0.06      $0.25     $0.58      $0.28

July-September   1994     $0.50      $0.25     $0.40      $0.20

October-December 1994     $0.31      $0.19     $0.35      $0.20

January March    1995     $0.38      $0.13     $0.34      $0.20

April-June       1995     $0.30      $0.13     $0.32      $0.20

July-September   1995     $0.25      $0.13     $0.29      $0.16

     The closing OTC Bulletin Board bid quotation for the Company's common stock on October 6, 1995 was $0.19. The closing Alberta Stock Exchange trade on October 6, 1995 was $0.27. The above over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The OTC Bulletin Board quotations were obtained from KO Securities, Inc. in Seattle. Alberta Stock Exchange quotations were obtained from the Company's Alberta Stock Exchange records.

B.   Holders

     According to the records of the Company's stock transfer agent, Continental Stock Transfer and Trust Company, there were 1,858 holders of record of the Company's Common Stock on September 30, 1995.

C.   Dividends

     There have been no dividends declared or paid on the Company's common stock during the last two fiscal years and the Company does not expect to pay dividends in the foreseeable future. Similarly, there were no dividends declared or paid on any shares of Series A Preferred Stock. The holder of Series A Preferred Stock shall be entitled to receive dividends in an amount equal to the dividend which would be payable on the Stock which the holder of such Series A Preferred Stock would be entitled to receive, if he or she had converted such shares into common stock, immediately prior to the record date of such dividend. The right to such dividends on shares of the Series A Preferred Stock shall not be cumulative, and no right shall accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared in any prior period.

ITEM 6.   Management's Discussion and Analysis or Plan of Operation

A.   Liquidity

     The Company had no revenue for the fiscal years ending June 30, 1995 and 1994.

     During the fiscal year ending June 30, 1995 the Company issued 350,000 common shares as a result of the exercising of stock options by officers and directors of the Company. The proceeds from these transactions, $76,500 (Cdn.) or $54,000, was used to pay general corporate expenses. Western Copper also purchased 1,200,000 shares of the Company's common stock at $0.30 (Cdn.) per share. In addition, warrants (good for one year) to purchase 600,000 shares of the Company's common stock at a price of $0.35 (Cdn.) were issued to Western Copper. The proceeds of $360,000 (Cdn.) were applied to the Company's share of Carmacks Copper expenditures and general corporate purposes.

     On May 25, 1995 the Company agreed to issue 500,000 shares of its common stock to a private individual at a price of $0.30 (Cdn) per share on the condition that the Company shares be issued on a Flow Through Agreement basis (under Canadian tax law, buyer receives the tax benefits of the Company's qualified exploration expenditures in Canada). In addition, warrants for the purchase of an additional 500,000 shares of the Company's common stock were issued to the individual, which expire in 1 year at $0.40 (Cdn.). The Company used the proceeds of $150,000 ($109,500 US) to pay exploration expenditures related to the Carmacks Copper Project.

     As of June 30, 1995 total current liabilities exceed current assets by $21,039. The Company intends to meet its short term obligations through the private placement of its shares or loans from its principal shareholders. As of June 30, 1995 the Company had a cash balance of $958, a decrease of $28,372 from the year ended
June 30, 1994. Cash in the amount of $75,497 which was held in trust on June 30, was received in early July. The Company will be responsible for its 50% share of exploration and capital costs for the Carmacks Copper Project. Management anticipates that the Company will obtain funds through the private placement of its common stock and long term project financing. If the Company does not raise a sufficient amount of capital to satisfy its obligations to the Carmacks Copper Project, the Company's interest in the project may be diluted. No assurances can be given that the Company will be able to satisfy its obligations and maintain its interest in the Project.
The Company may also engage in limited mineral exploration if an exceptional opportunity arises. Any such exploration would be funded through the private placement of the Company's common stock.

     Other than the obligations discussed above, management does not anticipate any other long-term capital needs. However, if any obligation arises, the Company may consider additional equity financing or long-term borrowing, as may be appropriate.


B.   Capital Resources

     The Company's current primary commitment is for the Carmacks
Copper Project. No lease rentals were paid in the fiscal year ended June 30, 1995, nor are any anticipated for fiscal year 1996.

     The Company, based on positive geologic results, has incurred expenses of $1,586,810 on exploration related to its interest in the Carmacks Copper Project. These amounts were funded from the sale of its geothermal properties, sale of seismic data and the private placement of its securities. The Company will be required to fund 50% of the ongoing costs of the project, or its interest may be diluted.

     In general, the Company expects that its ability to maintain its interest in the Carmacks Copper Project will depend upon its ability to raise funds through securities offerings, limited partnership sponsorships or negotiation of a carried interest, in which another participant advances funds on the Company's behalf for later
recoupment (with interest) from project revenue.   See "Note 3
(Management's Plan to Sustain Operations) to the Financial Statements, included in Item 7."

C.   Results of Operations

     During fiscal years 1995 and 1994, the Company received no revenues from operations. Net loss during fiscal 1995 was $178,310 compared to 167,545 for fiscal 1994. Operating loss increased to $233,323 during fiscal 1995 from 181,911 during fiscal 1994. The operating loss during fiscal 1995 increased primarily due to the write-off of deferred cost related to the option on mineral claims covering 38,000 acres in the Lac de Gras area, and the write-off of $27,814 related to other exploration costs.

     Other income during fiscal 1995 consisted principally of a gain of $30,644 on the sale of 2,057 acres of land in Utah and a gain of $37,573 on the sale of marketable securities held by the Company.
Other income in fiscal 1994 amounted to $5,916.

D.   Future Operations

     The Company intends to pursue the exploration and development of the Carmacks Copper Project. in the event that the proposed merger with Western Copper does not occur. In addition to the foregoing, the Company is considering raising additional equity capital privately in order to improve its cash position.

ITEM 7.   Financial Statements

     Report of Independent Public Accountants                 F-1
     Balance Sheet as of June 30, 1995                        F-2
     Statements of Operations for the Years Ended             F-3
     June 30, 1995 & 1994
     Statements of Changes in Stockholders' Equity for        F-4
     the Years Ended June 30, 1995 and 1994
     Statements of Cash Flows for the Years Ended             F-5
     June 30, 1995 & 1994
     Notes to Financial Statements                            F-6


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

			       PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

A.   Identification of Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

							 PRINCIPAL
NAME            AGE     DIRECTOR OR   POSITION WITH   OCCUPATION LAST
		       OFFICER SINCE     COMPANY          FIVE YEARS


F. Dale Corman   57        1985    Director Chairman   Indep. Mining
                            				   President & C.E.O.  Consultant

Robert A.
Quartermain      40   Oct. 1994    Director            President &
                                          						       C.E.O. of
                                          						       Western
                                          						       Copper

William Meyer    57   Oct. 1994    Director            Director of
                                          						       Western
                                          						       Copper
                                          						       President of
                                          						       Teck
                                          						       Exploration,
                                          						       V.P. of
                                          						       Teck Corp.

Hugh M. Blair    64   Dec. 1988    Director            Financial
                                          						       Consultant

James E. Lanigan 49   Dec. 1988    Secretary-          Business
                            				   Treasurer           Consultant


     Each director is elected at the Annual Meeting of the stockholders and serves until his successor is duly elected and qualified. The Company's last Annual Meeting was held on January 27 1995. Each executive officer serves at the discretion of the Board of Directors. There are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an executive officer of the Company.

     Based solely upon a review of Forms 3, 4 and 5, filed with the Securities and Exchange Commission, the Company's directors, officers and holders of 10% of common stock have complied with filing requirements of section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.   Executive Compensation

     The following table sets forth the aggregate cash compensation paid for the past three years to Dale Corman, the President of the Company. No person's total compensation exceeded $100,000 during the fiscal year 1995.

		       SUMMARY COMPENSATION TABLE

                                    					       Long Term       All Other
             	   Annual Compensation           Compensation   Compensation

Name           Year  Salary   Bonus  Other       Options

Dale Corman    1995  $62,762  None   None        150,000          None

       	       1994  $48,670  None   None                         None

       	       1993  $77,760  None   None                         None


ITEM 11.   Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information, as of October 1, 1995 with respect to (i) the beneficial owners of more than 5% of the Company's Common and Series A Preferred Stock which is convertible to Common Stock at the option of the holder; (ii) each director and executive officer and (iii) all officers and directors as a group:
			    Amount and Nature of
Name of Beneficial Owner    Beneficial Ownership   Percent of Class

Western Copper Holdings     5,830,000                    36%

F. Dale Corman              2,370,101 <F1>               14%
Director, Chairman
& President

Hugh M. Blair
Director                      700,101 <F2>                4%

Robert A. Quartermain
Director                      100,000                     *

William Meyer
Director                      100,000                     *

James E. Lanigan
Secretary-Treasurer           180,000 <F3>                1%

All Officers & Directors    3,420,202                    19%

[FN]

<F1>     Includes 90,000 shares held by Caroline Corman, the wife of
Mr. Corman.  Mr. Corman disclaims beneficial ownership to Mrs.
Corman's common stock. Also includes 200,000 shares subject to stock options. The exercise price of these options are 50,000 at $0.21 and 150,000 at $0.35(Cdn.) per share

<F2>     Mr. Blair holds directly 75,000 shares in his Registered
Retirement Savings Plan, and indirectly 350,101 shares through MacLean Blair & Co. Limited. His wife holds 75,000 shares. 200,000 shares are subject to stock options. The exercise price of these options are 100,000 at $0.35 and 100,000 at $0.73 (Cdn.).

<FN3>    150,000 shares are subject to stock options.  The exercise prices of these options are; 50,000 at $0.22 (Cdn) per share and 100,000 at $0.35 (Cdn) per share.

*        Less than 1%

ITEM 12.   Certain Relationships and Related Transactions

     From July 1, 1994 through June 30, 1995 and July 1, 1993 through June 30, 1994 there have been no transactions between the Company, any executive officer, director, or 5% beneficial owner of the Company in which one of the foregoing individuals or entities had an interest and the transaction exceeded $60,000. The Company leases office space from Mr. Dale Corman, the Company's President on a month-to-month basis for $500.00 per month.

ITEM 13.  Exhibits and Reports on Form 8-K

Exhibits

     Except as noted, the following exhibits are attached hereto and filed herewith, and those exhibits which are not attached hereto were previously filed with the Securities and Exchange Commission, as indicated by footnote, and are incorporated herein by reference:


EXHIBIT NO.      DESCRIPTION

   2.1           Agreement and Plan of Reorganization (including
            		   Agreement of Merger) dated as of October 31, 1984 *

   3.1           Restated Articles of Incorporation of Thermal
            		   Exploration Company dated March 13, 1985 *

   3.2           Bylaws of Thermal Exploration Company *

   4.1           Article Four of the Restated Articles of
            		   Incorporation of Thermal Exploration Company *

  10.1           Stock Agreement between O'Brien Resources
            		   Corporation and F. Dale Corman *

  10.5           Preferred Stock Purchase Agreement dated as of
		               December 31, 1984 between O'Brien Energy &
            		   Resources Limited and Thermal Exploration
            		   Company *

  10.10          Joint Operating Agreement dated as of January 8,
            		   1979 among AMAX Exploration Inc., Thermal Power Company and O'Brien Resources Corporation (with exhibits) *

  10.11          Unit Agreement for the Development and Operation of
            		   the Roosevelt Hot Springs Unit Area dated as of
            		   August 6, 1975 *

  10.12          Unit Operating Agreement for the Roosevelt Hot
            		   Springs Unit Area dated as of August 6, 1975 *

  10.13          Agreement dated as of August 16, 1979 among AMAX
            		   Exploration Inc., O'Brien Resources Corporation and Thermal Power Corporation *

  10.14          NIM Resources - 1989 and Company Limited
            		   Partnership **

  10.15          NIM and Company, Limited Partnership**

  10.16          Agreement dated August 18, 1989, between Western
            		   Copper Holdings Limited and the Company **

  10.17          Sales Agreement - American Eagle Petroleum **

  10.18          Assignment of Convertible Overriding Royalty
            		   Interest in Fish Lake Geothermal Leases **

  10.19          Assignment, Conveyance, and Bill of Sale - Unit
            		   Agreement and Unit Operating Agreement **

 *   Filed as an exhibit to the Company's Registration
     Statement on Form 10 under the Securities Exchange
     Act of 1934 (File No. 0-13933), filed October 28,
     1985.

** Filed as an exhibit to the Company's 10-K for the fiscal year ended June 30, 1989.

                     			       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                        			THERMAL EXPLORATION COMPANY
                       				(Company)


October 10, 1995            By  /s/ F. Dale Corman
                        				F. Dale Corman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the capacities and on the dates indicated:

/s/F. Dale Corman         Chairman, President,     October 10, 1995
 F. Dale Corman           Chief Executive
                     			  (Principal Executive and
                     			  Financial Officer)


/s/Hugh M. Blair          Director                  October 10, 1995
 Hugh M. Blair

/s/Robert A. Quartermain  Director                  October 10, 1995
 Robert A. Quartermain

/s/William Meyer          Director                  October 10, 1995
 William Meyer

/s/James E. Lanigan       Secretary-                October 10, 1995
 James E. Lanigan         Treasurer

	THERMAL EXPLORATION COMPANY

	Financial Statements for the Years Ended June 30, 1995 and 1994 and Independent Auditors' Report




INDEPENDENT AUDITORS' REPORT


Board of Directors
Thermal Exploration Company

We have audited the accompanying balance sheets of Thermal Exploration Company (Company) as of June 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Thermal Exploration Company as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the balance sheets include $1,591,095 and $1,405,304 in deferred exploration costs and mineral claims at June 30, 1995 and 1994, respectively. As emphasized in Note 2, the recovery of these costs is dependent upon the future development of economically recoverable mineral reserves, the Company's ability to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP
Sacramento, California
August 21, 1995

THERMAL EXPLORATION COMPANY

BALANCE SHEETS
JUNE 30, 1995 AND 1994
ASSETS                                            NOTES          1995              1994
CURRENT ASSETS:
	Cash and equivalents                                         $       958     $      29,330
	Account receivables ($8,000 from related
		parties at June 30, 1995 and 1994)                5              75,497             8,800
                                                   							    ___________     _____________

		Total current assets                                             76,455            38,130

DEFERRED EXPLORATION COSTS AND
	MINERAL CLAIMS                                     4           1,591,095         1,405,304

LAND HELD FOR SALE                                  5                                40,007

OTHER                                                                 630            29,837
                                                   							    ___________     _____________

TOTAL ASSETS                                                  $ 1,668,180     $   1,513,278
                                                 			  				    ___________     _____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable and accrued expenses                        $    97,494     $     178,832
                                                   							    ___________     _____________

	   Total current liabilities                                      97,494           178,832

ACCOUNTS PAYABLE TO BE REFINANCED                    6            108,000            71,000
                                                   							    ___________     _____________

TOTAL LIABILITIES                                                 205,494           249,832
                                                   							    ___________     _____________

STOCKHOLDERS' EQUITY:                                6
	Convertible Series A preferred stock, 5,000,000
	  shares authorized; 155,000 shares issued and
	  outstanding; $3.00 per share liquidation preference            465,000           465,000

	Common stock, 100,000,000 shares authorized, no par;
	  16,415,528 and 14,532,193 outstanding
	  at June 30, 1995 and 1994, respectively                      6,730,910         6,353,360

	Accumulated deficit                                           (5,733,224)       (5,554,914)
                                                   							    ___________     _____________

	Stockholders' equity                                           1,462,686         1,263,446
                                                   							    ___________     _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY                                                       $ 1,668,180       $ 1,513,278
                                                   							    ___________     _____________

See notes to financial statements.

THERMAL EXPLORATION COMPANY

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995 AND 1994
                                         					NOTES        1995              1994
COSTS AND EXPENSES:
	General and administrative                            $   150,587     $     172,161
	Writeoff of deferred exploration costs and
		mineral claims                                4           54,922             9,750
	Writeoff of other assets                                   27,814
                                            							    ___________     _____________

OPERATING LOSS                                            (233,323)         (181,911)

OTHER INCOME:
	Gain on sale of land                           5           30,664
	Gain on sale of marketable securities          4           37,573
	Other                                                       1,121             5,916
                                            							    ___________     _____________

                                                   								 69,358             5,916
                                            							    ___________     _____________

OTHER EXPENSES:
	Other                                                      20,929             8,379
							                                                ___________     _____________
                                                   								 20,929             8,379
                                            							    ___________     _____________

LOSS BEFORE INCOME TAXES                                  (184,894)         (184,374)

INCOME TAX BENEFIT                              8           (6,584)          (16,829)
                                            							    ___________     _____________

NET LOSS                                               $  (178,310)    $    (167,545)
							                                                ___________     _____________

NET LOSS PER COMMON SHARE                                    $(.01)            $(.01)
                                            							    ___________     _____________

SHARES USED IN COMPUTATION                              15,144,694        13,272,150
                                            							    ___________     _____________

See notes to financial statements.

THERMAL EXPLORATION COMPANY

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1995 AND 1994


    		                Convertible Series A
		                    --Preferred Stock---     --Common Stock---      Accumulated
                     			Shares      Amount      Shares     Amount        Deficit        Total
Balance,
   June 30, 1993        155,000    $465,000    12,320,945  $5,849,500  $(5,387,369)    $927,131

Net loss                                                                  (167,545)    (167,545)

Sale of common
   shares                                       1,944,583     453,450                   453,450

Exercise of warrants                              166,665      35,500                    35,500

Stock options
   exercised                                      100,000      14,910                    14,910
              		      _________   _________    __________   _________   __________    _________

Balance,
June 30, 1994           155,000     465,000    14,532,193   6,353,360   (5,554,914)   1,263,446

Net loss                                                                  (178,310)    (178,310)

Sale of common
   shares                                       1,533,335     324,000                   324,000

Stock options
   exercised                                      350,000      53,550                    53,550
              		      _________   _________    __________   _________   __________    _________

Balance,
   June 30, 1995        155,000    $465,000    16,415,528  $6,730,910  $(5,733,224)  $1,462,686
              		      _________   _________    __________   _________   __________    _________

See notes to financial statements.

THERMAL EXPLORATION COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                 								 1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss                                            $  (178,310)    $    (167,545)
	Adjustments to reconcile to net cash used by
		operating activities:
			Depreciation and amortization                           1,394             1,760
			Gain on sale of land                                  (30,664)
			Gain on sale of marketable securities                 (37,573)
			Writeoff of deferred exploration costs
			   and mineral claims                                  54,922             9,750
			Writeoff of other assets                               27,814
			Other                                                    (623)
			Effect of changes in:
			  Account receivables                                  16,444
			  Other assets                                         (3,869)
			  Accounts payable and accrued expenses               (81,338)           50,372
			  Accounts payable to be refinanced                    37,000
                                          							    ___________     _____________

	Net cash used by operating activities                  (207,378)          (93,088)
                                          							    ___________     _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to deferred exploration
	   costs and mineral claims                             (30,058)         (274,256)
	Proceeds from sale of marketable securities              40,855
                                          							    ___________     _____________

	Net cash provided (used) by investing activities         10,797          (274,256)
                                          							    ___________     _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
	Sale of common stock for cash                           168,209           345,065
                                          							    ___________     _____________

Net decrease in cash and equivalents                     (28,372)          (22,279)

Cash and equivalents at beginning of year                 29,330            51,609
                                          							    ___________     _____________

Cash and equivalents at end of year                  $       958     $      29,330
                                          							    ___________     _____________

See notes to financial statements.

THERMAL EXPLORATION COMPANY

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995 AND 1994


1.  GENERAL INFORMATION

Business - Thermal Exploration Company (TEC, or the Company) is engaged in a single business segment, the exploration and development of extractive resources. The Company has no full-time employees. The Company's president works on a consulting basis. Other services required by the Company are contracted for as necessary. The Company's principal business operations involve: pursuit of equity capital and financing for the development of its Carmacks Copper Project and on-going exploration and evaluation of natural resource properties for potential investment.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company's functional currency is the U.S. dollar. Gains and losses from foreign currency transactions are included in other income.

Certain reclassifications to the 1994 financial statements were made to conform to the classifications used in the 1995 financial statements.

Deferred exploration costs and mineral claims - The balance sheets at June 30, 1995 and 1994 include deferred exploration costs and mineral claims of $1,591,095 and $1,405,304, respectively. The recovery of these costs is dependent on the development of economically recoverable mineral reserves, the ability of the Company or its partners to obtain necessary permits and financing to successfully place the properties into production and upon future profitable production, or upon the sale of the Company's interest at a sufficient price. Based on exploration results to date, management of the Company believes that the pursuit of additional exploration or development programs on its mineral interests is justified and will ultimately lead to the recovery of the amounts carried on the books as deferred exploration costs and mineral claims. Costs relating to the acquisition of mineral claims and exploration and development costs relating to such claims are deferred until the properties are brought into commercial production. The costs are then amortized on a unit of production basis. If the properties are abandoned, the costs are charged to operating expense in the period the properties are abandoned. If the Company determines that a property has been impaired, a portion of the costs, representing such impairment, are charged to operating expense in the period such a determination is made.

The Company has a working capital deficiency at June 30, 1995 and accordingly, will have to obtain significant additional funds to finance the cost of implementing these programs and, if successful, to place properties into production. However, management of the Company believes that additional funds may be obtained from future debt or equity financing. There can be no assurance that additional required funds will be obtained through debt or equity financing or that the exploration and development of the Company's mineral interests will ultimately prove to be economically viable or that the amounts carried on the books as mineral claims and deferred exploration costs will be recovered.

Loss Per Common Share - Loss per common share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents (convertible preferred stock and incentive stock options) have been excluded from the per share computation as their effect is antidilutive.

Cash and equivalents - For the purposes of the statement of cash flows, the Company defines cash and equivalents to be all highly liquid investments with an original maturity of three months or less.

Supplemental Statement of Cash Flow Information - During the years ended June 30, 1995 and 1994, the Company made interest payments of $0 and $401, respectively, and income tax payments of $900 and $800, respectively. The Company was also involved in the following noncash financing activities:

- During the years ended June 30, 1995 and 1994, common stock in the amount of $209,341 and $158,975 was issued to settle accounts payable and accrued costs.

- Land held by the Company was sold for a net sales price of $66,697 during the year ended June 30, 1995. At June 30, 1995, the sales proceeds were held in trust for the Company.

- Income Taxes - Income taxes reported in the statements of income are computed at current tax rates for the current liability and at expected future tax rates for the deferred liability. Deferred taxes are provided for temporary differences between the recognition of items for tax and financial reporting purposes (Note 9).


3.  MANAGEMENT'S PLAN TO SUSTAIN OPERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 1995 and 1994 the Company incurred net losses of $178,310 and $167,545, and as of June 30, 1995, the Company's current liabilities exceeded its current assets by $21,039. The Company currently has no source of operating revenues. These factors and others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In April 1995, the Company entered into an agreement in principal with Western Copper Holdings Ltd. (Western), its joint venture partner in the Carmacks Copper Project to a merger in which Western would be the continuing company.
As of August 21, 1995, the formal plan has yet to be approved by TEC's shareholders or regulatory authorities and accordingly, no assurances can be given that the merger will be consummated. Should the merger with Western not be completed, management believes the Company will be able to continue in existence during the fiscal year ending June 30, 1996 for the following reasons. The Company has a minimal amount of fixed costs and overhead. All management and staff positions are filled by personnel who bill the Company on an hourly basis and who are also stockholders in the Company. The Company has been successful in the past in raising funds through private placements and capital infusions or loans from stockholders and believes that it will continue to be successful in raising funds in this manner.

4.  DEFERRED EXPLORATION COSTS AND MINERAL CLAIMS

Carmacks - The Company is a 50% partner with Western (Note 3) in a joint venture to develop the Carmacks Copper Project in the Yukon of Western Canada. The Company had capitalized $1,586,810 and $1,354,134, respectively, in exploration expenditures related to this project at June 30, 1995 and 1994, respectively. Exploration costs are to be funded equally by both parties. Failure by TEC to fund its share of future costs would result in the dilution of its interest. Ultimately, recovery of TEC's exploration costs is dependent upon the joint venture's ability to develop the mine and achieve successful operations.

Lac de Gras - In April 1992, the Company obtained an option from the Heard Syndicate (Heard) on mineral claims covering 94,519 acres in the Lac de Gras area of the Northwest Territories in exchange for 200,000 shares of the Company's common stock valued at $95,200. During the year ended June 30, 1993, the Company wrote off $50,000 of its deferred exploration costs based on its estimate of the recoverability of such costs for this project. During the year ended June 30, 1995, management concluded that this project was not economically feasible and the Company wrote off the remaining balance of the project's deferred exploration costs.

Imagine - In April 1993, the Company entered into an agreement with Imagine Holding (Imagine), to jointly explore an area in Northwestern Quebec for base and precious metals. The Company had capitalized exploration costs of $9,750 at June 30, 1993 relating to this project. Although the Company and Imagine both retain the right to perform additional exploration activities, the Company does not expect to perform such activities in the foreseeable future. As a result, during the year ended June 30, 1994, the Company wrote off such capitalized exploration costs of $9,750.

Current - In March 1995, the Company capitalized $4,285 in conjunction with its acquisition of seven contiguous mineral claims in Nevada.

Other -   On August 9, 1994, the Company entered into an agreement with
Kalahari Resources (Kalahari) to sell the Company's interest in two mineral claims in Ontario in exchange for 75,000 shares of Kalahari stock with a market value of approximately $40,855. The Company's book value of the mineral claims sold was nominal. During the year ended June 30, 1995, the Company sold the 75,000 shares and realized a net gain of $37,573.


5.  SALE OF LAND

In June 1995, the Company sold 2,057 acres of land in Utah recording a gain of $30,664. At June 30, 1995, account receivables included $66,697 relating to sale proceeds which were held in trust for the Company. Such funds were received in July 1995.

6.  STOCKHOLDERS' EQUITY

Series A nonvoting preferred stock is convertible into common stock at the election of the holder, at the rate of one share of common stock for each share of preferred stock. No dividend or distribution may be declared or paid on any shares of common stock or Series A preferred stock unless at the same time an equivalent dividend or distribution is declared or paid on all outstanding shares of common stock and Series A preferred stock. Any dividend on Series A preferred stock shall be payable in an amount equal to the dividends payable on the common stock which the Series A preferred stockholders would be entitled to receive if the preferred stock had been converted into common stock immediately prior to the record date of such dividend. In the event of liquidation, the holders of the preferred stock have a liquidation preference in the amount of $3.00 per share.

On occasion, the Company has sold shares of its common stock under agreements which allow the buyer, if eligible, to receive favorable treatment under Canadian tax law. Under such agreements, termed Flow Through Agreements, a buyer will commit to purchase a specified amount of the Company's common stock at a specified price subject to the conditions that the Company agree to use the funds for natural resource exploration in Canada; to convey the tax benefits of such exploration expenditures to the buyer; and to flow through any Canadian incentive payments to which the Company would otherwise be entitled. Upon entering the agreement, the buyer places the stock purchase price, and the Company issues its common shares, into trust. As the Company incurs qualifying exploration costs, the cash is released from trust to the Company and the shares are issued to the buyer.

In April 1993, the Company entered into a Flow Through Agreement with Thermal
(1993) Limited Partnership I (TLP) for the private placement of the Company's stock. Under the agreement TLP committed to purchase 231,250 shares of the Company's common stock at a price of $0.60 (CDN) per share. In accordance with the agreement, TLP placed $138,750 (CDN) in cash and the Company placed 231,250 shares of its common stock in trust in June 1993 for issuance under the private placement. During the year ended June 30, 1994, the Company issued the 231,250 shares from trust.

In November 1993, the Company issued 333,333 shares of its common stock under the terms of an October 31, 1993 agreement with a private individual (Buyer) for the private placement of the Company's stock. Under the agreement, the Buyer committed to purchase 333,333 shares of the Company's common stock at a price of $.30 (CDN) per share. In addition, warrants for the purchase of an additional 333,334 shares of the Company's common stock were issued to the Buyer. The warrants expire two years after the date of the original agreement and are exercisable at $.30 (CDN) per share if exercised within one year from the date of the original agreement and $.35 (CDN) per share thereafter until expiration. As of June 30, 1995, 333,334 warrants remained outstanding.

On December 20, 1993, the Company entered into a private placement agreement with a significant shareholder (shareholder). Under the terms of the agreement the Company issued 880,000 shares of its common stock at .25 (CDN) per share primarily to settle amounts owed by the Company to the shareholder.

In January 1994, the Company issued 500,000 shares of its common stock to a private party (Party) at a price of $.30 (CDN) per share. The Company issued 333,333 of the shares subject to the conditions of a Flow Through Agreement with the Party.

In addition, warrants for the purchase of an additional 500,000 shares of the Company's common stock were issued to the Party. In June 1994, the Party exercised the related warrants at a price of $.30 (CDN) per share. The Company issued 166,665 shares of its common stock in June 1994 to the Party. The remaining 333,335 shares were placed into trust in June 1994 subject to the conditions of its Flow Through Agreement with the Party. Accordingly, $71,000 of accounts payable were classified as noncurrent liabilities in the accompanying balance sheet as of June 30, 1994. In December 1994, the Company issued the remaining 333,335 shares and received proceeds of $72,000, which it used to pay accounts payable relating to exploration activities at the Carmacks Copper Project and which had been classified as noncurrent liabilities at June 30, 1994.

In January 1995, the shareholders of the Company voted to increase authorized common shares from 25,000,000 to 100,000,000.

In January 1995, the Company entered into a private placement agreement with Western. Under terms of the agreement, the Company issued 1,200,000 shares of its common stock at $.30 (CDN) per share in settlement of amounts owed by the Company for accounts payable and accrued costs relating to the Carmacks Copper Project.

In addition, warrants for the purchase of an additional 600,000 shares of the Company's common stock were issued to Western. The warrants expire one year after the date of the original agreement and are exercisable at $.35 (CDN) per share. As of June 30, 1995, 600,000 warrants remained outstanding.

In May 1995, the Company entered into a Flow Through Agreement with an investor for the private placement of the Company's stock. Under the agreement, the investor committed to purchase 500,000 shares of the Company's common stock at a price of $.30 (CDN) per share. In addition, warrants for the purchase of an additional 500,000 shares of the Company's common stock were issued to the investor. The warrants expire 12 months after issuance and are exercisable at $.40 (CDN) per share. As of June 30, 1995, 500,000 warrants remained outstanding.

The 500,000 shares of common stock were placed into trust in May 1995, subject to the conditions of the Flow Through Agreement with the investor. Accordingly $108,000 of accounts payable were classified as noncurrent liabilities in the accompanying balance sheet as of June 30, 1995. No shares had been issued from trust as of August 21, 1995.


7.  STOCK OPTION PLAN

In October 1989, the Company reserved 1,000,000 shares of common stock for issuance under a stock option plan for directors, officers, and employees. An additional 500,000 shares of common stock were reserved during the year ended June 30, 1992. Under the plan, options are to be granted and priced as determined by the board of directors. Vesting under the plan occurs immediately upon the granting of the options.

The following is a summary of stock option activity for the years ended June 30, 1995 and 1994.


                            				     Options         --Options Outstanding----
				                                 Available       Number of       Price per
                            				     For Grant         Shares       Share (CDN)

     Balance, June 30, 1993           890,000        1,100,000       $.20-.73

	Options granted                     (150,000)         150,000           0.22
	Options expired                      100,000         (100,000)           .73
	Options exercised                                    (100,000)          0.21
				                                  _______        _________       ________

     Balance, June 30, 1994           840,000        1,050,000        .20-.73

	Options granted                     (550,000)         550,000            .35
	Options expired                      400,000         (400,000)       .21-.73
	Options exercised                                    (350,000)       .21-.24
                            				      _______        _________       ________

     Balance, June 30, 1995           690,000          850,000       $.20-.54
                            				      _______        _________       ________


In addition, the Company has issued warrants to purchase 1,433,334 shares of common stock at prices ranging from $.35 (CDN) to $.40 (CDN) per share as described in Note 6.


8.  INCOME TAXES

At June 30, 1995, the Company's net operating loss carryforwards (NOLs) for Federal income tax purposes expire as follow:

    	1996                                     $       321,525
    	1997                                             923,076
    	1998                                             701,616
    	1999                                           1,116,625
    	2000                                             234,868
    	Thereafter                                     2,514,534
                                       						 _______________

	    Total NOLs available for carryforward    $     5,812,244
 				                                      		 _______________


Federal and state tax laws impose substantial restrictions on the use of NOLs under many circumstances including Internal Revenue Code (IRC) Section 382, which restricts the use of NOLs in the event of significant changes in ownership interests of individual shareholders and defined shareholder groups. As a result of such changes in the Company's ownership interests the Company is limited in the use of its NOLs to reduce future taxable income. The annual limitation may be increased to the extent of any applicable "built-in gains" as defined by IRC Section 382. Subsequent ownership changes could further restrict NOLs.

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS 109). The Company had no recorded deferred taxes before or after implementation of FAS 109 and, accordingly, there was no cumulative or current period effect from the adoption of FAS 109.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and the impact of net operating loss carryforwards. The components of the Company's deferred tax assets as of June 30, 1995 and 1994 were as follows:

                                   						      1995              1994

	Benefit from net operating losses        $ 1,915,365     $   1,941,469
	Other                                         41,714            17,000
                                   						 ___________     _____________
	Total                                      1,957,079         1,958,469
	Valuation allowance                       (1,957,079)       (1,958,469)
                                   						 ___________     _____________

	Net                                      $     -         $       -
                                   						 ___________     _____________

During the year ended June 30, 1995, the Company's valuation allowance decreased by $1,390.

The Company's tax benefit for income tax for the years ended June 30, 1995 and 1994 are composed of the following current taxes:

  	              					     1995              1994

	    Canadian         $      -        $     (17,000)
	    California               800               800
	    Utah                  (7,384)             (629)

              						  $    (6,584)    $     (16,829)


The Utah tax credit in 1995 and the Canadian tax credit in 1994 results primarily from the reversal of previously accrued taxes.


9.  RELATED PARTY TRANSACTIONS

TEC's president is retained on a consulting basis. Total consulting fees and payments to the president for the years ended June 30, 1995 and 1994 were $62,762 and $48,670. During the years ended June 30, 1995 and 1994, the spouse of the Company's president charged the Company $9,600 annually for secretarial services. At June 30, 1995 and 1994, $23,872 and $14,771 was owed to these parties.

During the year ended June 30, 1995, the Company issued 1,200,000 shares of common stock valued at $252,000 to Western, a significant shareholder in settlement of accounts payable and accrued costs related to the Carmacks Copper Project. During the year ended June 30, 1994, the Company issued 271,733 shares of common stock valued at $56,045 to a significant shareholder as payment to the shareholder for managing the Carmacks Copper Project.

The Company rents office space from its president on a month-to-month basis. Rental payments were $6,000 for each of the years ended June 30, 1995 and 1994.

At June 30, 1995 and 1994, the Company was owed $8,000 by a director of the Company.

At June 30, 1995 and 1994, the Company owed $16,561 and $10,199 to a Company that was a significant shareholder during the period the borrowings occurred. The amount is payable on demand and accrues interest at a rate of 6% annually.