Form 10QSB
period 1995-09-30
THERMAL EXPLORATION CO
filed 1995-11-15
CIK 97725

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              (Mark one)
         {x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended September 30, 1995.

                                  or

         { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      Commission File No. 0-13933

                     THERMAL EXPLORATION COMPANY
       (Exact Name of registrant as specified in its charter)


             California                              94-2185688
             (State or other jurisdiction of incorporation or
                organization) (I.R.S. identification No.)

            11525 Caroline Lane, Nevada City, California  95959
                 (Address of principal executive offices)

         Registrant's telephone number including area code:
                          (916) 265-0653

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of November 10, 1995 is 17,050,528. This report contains a total of 10 pages.

Part I - Financial Information

Item 1.   Financial Statements

                    Thermal Exploration Company
                 Statements of Financial Position
                            (Unaudited)



                              Sept. 30, 1995      June 30, 1995

Assets

 Cash & Cash Equivalents       $   1,448          $      958

 Receivables                       9,560              75,497

Total Current Assets           $  11,008          $   76,455

Deferred Exploration Costs
and Mineral Claims             1,671,562           1,591,095

Other                                516                 630

Total Assets                  $1,683,086          $1,668,180


Liabilities and Shareholders' Equity

 Accounts Payable and
  Accrued Expenses            $  187,022          $   97,494

 Total Current Liabilities    $  187,022          $   97,494



 Accounts Payable to be
  Refinanced                         -0-             108,000

Total Liabilities                187,022             205,494

Convertible Series A Preferred
  Stock 5,000,000 Shares
  Authorized:                    155,000

Shares Issued and Outstanding;

  $3.00 Per Share Liquidation
   Preference                    465,000             465,000

Common Stock, 100,000,000 Shares

  Authorized, No Par; 16,915,528
  and 16,415,528 Outstanding
  at Sept. 30, 1995 and
  June 30, 1995, Respectively  6,841,910           6,730,910

Accumulated Deficit           (5,810,846)         (5,733,224)


Total Shareholders' Equity     1,496,064           1,462,686

Total Liabilities and
Shareholders' Equity          $1,683,086          $1,668,180



The Accompanying Notes are an Integral Part of These Financial
Statements.

                     Thermal Exploration Company
                      Statements of Operations
                           (Unaudited)



                                         For the Three Months
                                          Ended September 30,
                                          1995             1994
Revenue:

  Income                             $     -0-       $       -0-

    Total                                  -0-               -0-

Expenses:

  Consulting Fees
    & Contract Labor                    11,220             8,820
  Professional Fees                     53,812             1,856
  Rent & Utilities                       2,837             2,604
  Stock Maintenance                      4,107             2,652
  Travel                                   455               321
  Other                                  3,255             3,996

       Total Expenses                   75,686            20,249


Gain on Asset Disposal                    -0-             40,718
  Interest Income                           1                  1
  Currency Gain (Loss)                 (1,137)               365



        Loss from Operations          (76,822)            22,035

   Provision for Income Tax               800                800

        Net Income                   $(77,022)      $    (20,035)





Net Loss Per Share                 $      .00     $         .00

Common Shares Outstanding          16,915,528        14,532,193



The Accompanying Notes are an Integral Part of These Financial
Statements.

                  Thermal Exploration Company
                    Statements of Cash Flows
                         (Unaudited)

                                      For the Three Months Ended
                                             September 30,
                                          1995          1994

Cash Flows From Operating Activities:

Net Income (Loss)                     $  (77,622)    $   20,035

Adjustments to Reconcile Net Income
  (Loss) to Cash Provided By
  Operating Activities:

   Depreciation                              114            270
   Amortization of Intangibles               -0-            236
   Gain on Sale of Assets                    -0-        (40,718)
   Decrease (Increase) in Receivables     65,397           (100)
   Increase (Decrease) in Accrued
    Liabilities                           89,528          8,927

       Net Cash Flows From
        Operating Activities              77,957        (11,350)

Cash Flows From Investing Activities:

   Investment in Joint Venture           (80,467)       (12,143)

Cash Flows From Financing Activities:

   Proceeds of Stock Issuance            111,000            -0-
   Payment of Accounts Payable to be
    Refinanced                          (108,000)           -0-


     Net Cash Flows from Financing
      Activities                           3,000            -0-

Net Increase (Decrease) in Cash              490       (23,493)


Cash at Beginning of Period                  958        29,330



Cash at End of Period                 $    1,448     $   5,837

Schedule of Noncash Financing Activities:
 Securities Received on Sale of
 Investment in Mining Claim           $   44,000



The Accompanying Notes are an Integral Part of these Financial
Statements

                      Thermal Exploration Company
                      Notes to Financial Statements
                           September 30, 1995
                              (Unaudited)


Note 1 - Financial Statements

The statement of financial position as of September 30, 1995, the statements of operations for the three month periods ended September 30, 1995 and 1994, and the statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all necessary adjustments have been made to present fairly the financial position, results of operations, and the cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's June 30, 1995 Annual Report to Shareholders. The results of operations for the periods ended Septmber 30, 1995 and 1994, are not necessarily indicative of the operating results for these full years.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and
Results of Operations

A.   Liquidity

     Thermal Exploration Company (the "Company") had a cash balance of $1,448 as of September 30, 1995, an increase of $490 from the previous period which ended on June 30, 1995. Total liabilities as of September 30, 1995 were $187,020 as compared to $205,494 on June 30, 1995. The increase in the cash balance is insignificant with respect to day to day operations. The decrease in liabilities is attributable to exploration expenses paid by the Company to Western Copper Holdings Limited ("Western Copper"), its joint venture partner in the Carmacks Copper Project. The Company currently owes Western Copper approximately $55,000 on which it is paying interest at the rate of 1.5% per month. The balance due Western Copper is payable on demand. The Company has no current obligations other than day to day administrative expenses and its on-going commitment to its 50% joint venture interest in the exploration and development of the Carmacks Copper Project near Carmacks, Yukon. The Company currently has no revenue generating activity, and is dependent on equity financing and corporate loans from Western Copper to meet its joint venture obligations.

     Subsequent to September 30, 1995 a holder of Series A
Preferred Stock converted 135,000 shares into common stock of the Company on a 1:1 exchange ratio. No proceeds were received by the Company.

     The Company and Western Copper are currently proceeding with plans to merge the two companies on the basis of one common share of Western for each five common or preferred shares of Thermal. It is also proposed that Thermal shareholders, other than Western, will receive shares in Pacific Cascade Resources Corporation, a to be formed corporation whose assets will consist of all of the assets and liabilities of Thermal other than those relating to the Carmacks Copper Project. The merger is subject to shareholder and regulatory approval. Thermal and Western Copper are also holding discussions with investment banking firms which could lead to senior equity and debt funding for the Carmacks Copper Project. There is no assurance that these financing discussions will be successful or that a reorganization between the two companies will take place.

     The Company has no income and is entirely dependent on its ability to raise funds through the sale of assets or the sale of its common shares to meet its administrative and exploration/development requirements.

B.   Capital Resources

Carmacks Copper Property

     The Company's primary commitment is to the exploration and development of the Carmacks Copper Project in the central Yukon of Northwestern Canada. It is also involved to a lesser extent in mineral exploration in other regions.

     The Company and Western Copper entered into a Joint Venture to evaluate the Carmacks copper oxide deposit as a low-cost open pit solvent extraction and electrowinning (SX-EW) copper producer. The Joint Venture obtained an option to acquire the property from Archer Cathro & Associates of Vancouver, B.C. which required that $2 million (Cdn) be spent exploring the property or that a feasibility study be completed prior to 1993. Western Copper and the Company have jointly spent the required $2 million
(Cdn) to acquire the property. Archer Cathro will be entitled to receive, at the Joint Venture's option, either a 15% net profit interest or a 3% royalty interest up to a maximum of $2.5 million
(Cdn).

     The Carmacks Copper Project, which consists of 232 unpatented mining claims, is located approximately 43 kilometers northwest of Carmacks, Yukon, Canada. The property is accessible by an all-weather road from Skagway, Alaska to within seven miles of the property. A secondary road to the property is sufficient for seasonal travel by two and four-wheel drive vehicles.

     Since 1989 Thermal and Western Copper have spent approximately $3.5 million (Cdn) on an intensive mine evaluation program, including diamond drilling, metallurgical and environmental studies.

     In September, 1993 Kilborn Engineering was retained to complete a feasibility study on the Carmacks Copper Project of sufficient detail to be used for raising financing and finalizing permits.

     Based on the Kilborn feasibility study, the Carmacks Copper Project will produce an average of 45 tons of copper per day over the estimated 8.5 year mine life by way of solvent extraction-electrowinning (SX-EW). Capital costs for the project have recently been revised and are now estimated at, plant and equipment $35.4 million (Cdn. $48.6 million), with $7.1 million (Cdn. $9.7 million) for indirect costs and $3.7 million (Cdn. $5.1) for contingencies, for a total of $46.3 million (Cdn.$63.4 million). Working capital requirements are estimated at $2.9 million (Cdn.$4 million). Operating costs over the life of the project are estimated at $0.64 (Cdn. $0.88) per pound of copper. The price of copper is $1.39 per pound as of November 10, 1995. No assurance can be given, however, that the project will be completed as budgeted, or that copper prices will be maintained.

     There are fourteen mineralized zones on the property of which the No.1 Zone is the most important and the subject of the feasibility study. The No. 1 Zone strikes north/south over 2,300 feet and has an average width of 112 feet. A global reserve to a depth of 1,500 feet has been calculated at 22,051,665 tons grading 1.06% copper and 0.013 ounces of gold per ton, for total contained metals of 460 million pounds of copper and 286,000 ounces of gold.

     A diluted open pittable oxide reserve of 15,550,000 tons grading 1.01% copper and 0.015 ounces of gold per ton has been outlined to a depth of 600 feet below surface. The strip ratio in the initial years is 2:1 and will average 4:1 waste/ore over the life of the mine. There are at least 3 other surface zones which could augment ore from the No. 1 Zone.

     Environmental surveys were completed between 1991 and 1993. The results of these surveys were submitted for regulatory review in February, 1994. The environmental impact assessment (IEE) and feasibility study were submitted for review in early October, 1994. Land-use permits and a water license for the project are anticipated to be issued early in 1996. Negotiations with the Little Salmon First Nation are continuing with the expectation of finalizing an Economic Development Agreement this Fall.

     Western Copper and Thermal Exploration are now entering a phase which will lead to detailed engineering. Preliminary talks with marketing groups and financial institutions have been positive.

     Under the terms of the joint venture, Western Copper and Thermal Exploration each have a 50% interest in the Carmacks Project, and each is required to provide capital to maintain its 50% interest. In the event that Thermal Exploration is unable to raise its portion of the capital, Thermal Exploration's interest in the Carmacks Project will be diluted.

     No assurances can be given that the Company will be successful in its efforts to raise the necessary capital to maintain its interest or that the project will reach production.

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

     The Company paid a total of $47,259 (Cdn) and 200,000 common shares for its interest. The Company concurrently entered into an agreement with Kennecott, a wholly-owned subsidiary of Kennecott Inc. of Salt Lake City, Utah, whereby Kennecott reimbursed the Company $47,259 (Cdn) to earn up to a 70% interest in the Company's project by providing all exploration costs through to a production decision. As of August 9, 1993 Kennecott, after completing an airborne magnetometer and resistivity survey and limited soil sampling, discontinued exploration on the property and has relinquished all rights to the property. Kennecott, during the course of its exploration, spent approximately $197,000 (Cdn), an amount sufficient to keep approximately 38,000 of the original 94,519 acres in good standing until March, 1996. Based on its estimate of recoverability of its acquisition and exploration costs for the property, the Company wrote off all of its remaining capitalized costs during the year ended June 30, 1995. The Company is currently seeking another senior mining company as a joint venture partner to conduct further exploration on the property. No assurance can be given that the Company will be successful in this effort.

 Kirkland Lake Copper-Gold Property

     In March of 1994, the Company acquired by staking, two claims (approximately 320 acres) in the Kirkland Lake area of Ontario, Canada, at a cost of $764.75(Cdn). The property was subsequently optioned to Kalahari Resources Inc. in August, 1994 for 75,000 shares of Kalahari common stock and a 4% net smelter return, of which Kalahari could repurchase from the Company 1 1/2% of the net smelter return for $1,500,000 (Cdn). Kalahari failed to make a property payment which was due in August 1995. As a result, 100% ownership has now reverted to the Company. No book value has been assigned to this property. There can be no assurance that economic minerals wil be found.

Nevada Gold Property

     On December 21, 1994, the Company acquired by staking seven mineral claims in Nye County, Nevada. A jasperoid ridge within the property contains anomalous gold, silver, antimony, arsenic and mercury. A large Induced Polarization anomaly suggestive of sulfide mineralization parallels the ridge 500 feet to the east. A drill program to test this anomaly is planned for early 1996.
A 2% Net Smelter Return, of which the Company can repurchase 1% for $1,000,000, has been granted to two highly qualified technical consultants for their excellent work in structural interpretation and geophysical interpretation. No assurance can be given that gold or other precious metals will be found on the Company's claims or, if gold or other precious metals are found, that they can be economically extracted.

C.   Results of Operations

     During the three month period ending September 30, 1995 the Company had no operating revenue. The Company also had no revenue for the corresponding three month period in 1994. The Company does not anticipate receiving any significant income prior to placing the Carmacks Copper Project into production. No assurance can be given that this will occur. To meet its monthly operating expenses it will need to raise additional funds through the sale of assets or the private placement of its common stock.

     Total operating expenses for the three month period ended September 30, 1995 were $75,686, which represents a increase of $55,437 from the prior year's corresponding period when operating costs were $20,249. The increase is primarily the result of higher legal and accounting costs associated with the proposed merger with Western Copper.

     The Company has no knowledge of any trends or uncertainties that have had, or that the Company reasonably expects will have, a favorable or unfavorable material impact on revenues or income from continuing operations.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     On November 1, 1995 Prime Equities International
Corporation, a Canadian mining company, acquired Teck
Corporation's 35% interest in Western Copper. Western Copper is the Company's joint venture partner in the Carmacks Copper
Project and is the Company's largest shareholder, owning approximately 34% of the outstanding common stock of the Company.
In connection with the transaction, Dale Corman, president of the Company, is now president of Western Copper.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None


SIGNATURE

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMAL EXPLORATION COMPANY


November 10th, 1995           F. DALE CORMAN
                              Chairman & President
                              (Chief Executive and Principal
                              Financial Officer)