Form 10QSB
period 1995-12-31
THERMAL EXPLORATION CO
filed 1996-02-23
CIK 97725

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995.

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                        COMMISSION FILE NO. 0-13933

                        THERMAL EXPLORATION COMPANY

          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     California                                   94-2185688
(State or other jurisdiction          (I.R.S. identification No.)
of incorporation or organization)

            11525 Caroline Lane, Nevada City, California  95959

                 (Address of principal executive offices)

     Registrant's telephone number including area code: (916) 265-0653

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the issuer's common stock, as of December 31, 1995 is 17,050,528



Thermal\10QSB2A9.WPD

Part I - Financial Information

Item 1.Financial Statements

Thermal Exploration Company
Statements of Financial Position
(Unaudited)


                                             Dec. 31, 1995       June 30, 1995

Assets
  Cash & Cash Equivalents                   $         261        $         958
     Receivables                                    8,800               75,497
          Total Current Assets                      9,061               76,455
Deferred Exploration Costs and
     Mineral Claims                             1,676,443            1,591,095
Other                                                 516                  630
Total Assets                                $   1,686,020        $   1,668,180
Liabilities and Shareholders' Equity
     Accounts Payable and Accrued Expenses  $     230,281        $      97,494
          Total Current Liabilities               230,281               97,494
     Accounts Payable to be Refinanced                -0-              108,000
          Total Liabilities                       230,281              205,494
Convertible Series A Preferred Stock
     5,000,000 Shares Authorized: shares
     issued and outstanding: December 31,
     1995: 120,000; June 30, 1995: 155,000;
     $3.00 Per Share Liquidation Preference        76,561              465,000
Common Stock, 100,000,000 Shares
     Authorized, No Par: shares issued and
     outstanding: December 31, 1995:
     17,050,518; June 30, 1995: 16,415,528      7,246,910            6,730,910
Accumulated Deficit                            <5,867,732>          <5,733,224>
          Total Shareholders' Equity            1,455,739            1,462,686
          Total Liabilities and
               Shareholders' Equity         $   1,686,020         $  1,668,180









   The Accompanying Notes are an Integral Part of These Financial Statements.



Thermal\10QSB2A9.WPD

Thermal Exploration Company
Statements of Operations
(Unaudited)



                                   For the Three Months     For the Six Months
                                    Ended December 31       Ended December 31
                                 1995             1994      1995           1994
Revenue:
       Income                 $     -0-      $     -0-    $     -0-   $     -0-
          Total                     -0-            -0-          -0-         -0-
Expenses:
     Consulting Fees
          & Contract Labor        5,820         10,680       17,040     19,500
     Professional Fees           42,197         16,250       96,010     18,106
     Rent & Utilities             2,580          3,278        5,417      5,882
     Stock Maintenance            2,880          2,540        6,986      5,192
     Travel                         257            128          712        449
     Other                        3,570          4,361        6,824      8,356
          Total Expenses         57,304         37,237      132,989     57,485
     Gain on Sale of Assets         -0-          3,715          -0-     44,433
     Interest Income                517            407          518        408
     Currency Gain <Loss>           -0-           <820>      <1,137>      <455>
     Miscellaneous Income           -0-          7,484          -0-      7,484
          Loss from Operations  <56,787>       <26,451>    <133,608>    <5,615>
     Provision for Income Tax       100            -0-          900        800
          Net Loss             $<56,887>      $<26,451>   $<134,508>   $<6,415>
Net Loss Per Share             $    -0-       $   <.01>   $    <.01>   $   -0-
Common Shares Outstanding    17,050,528     14,865,531   17,050,528 14,865,531









   The Accompanying Notes are an Integral Part of These Financial Statements.


Thermal\10QSB2A9.WPD

Thermal Exploration Company
Statements of Cash Flows
(Unaudited)




                                                  For the Six Months Ended
                                                           December 31,
                                                     1995               1994

Cash Flows From Operating Activities:
Net Loss                                         $ <134,508>      $    <6,415>
Adjustments to Reconcile Net
  Loss to Cash Provided By
  Operating Activities:
     Depreciation                                       114               270
     Amortization of Intangibles                        -0-               471
     Gain on Sale of Assets                             -0-           <44,433>
     Decrease <Increase> in Receivables              66,697              <600>
     Increase in Accounts Payable and Accrued
       Expenses for Operating Items                 144,953             6,219
     Payments of Accounts Payable to be
       Refinanced                                  <108,000>          <71,000>
       Net Cash Flows From
          Operating Activities                      <30,744>         <115,488>
Cash Flows From Investing Activities:
     Investment in Joint Venture                   <111,445>           <7,679>
Cash Flows From Financing Activities:
     Proceeds from Sale of Asset                        -0-            24,248
     Proceeds of Stock Issue                        111,000            72,000
     Proceeds from Borrowings from Western           30,492
       Net Cash Flows from Financing Activities     141,492            96,248
Net Decrease in Cash                                   <697>          <26,919>
Cash at Beginning of Period                             958            29,330
Cash at End of Period                             $     261       $     2,411
Schedule of Noncash Financing Activities:
     Securities Received on Sale of Investment in
       Mining Claim                                               $    44,433
       Conversion of Preferred Stock to
         Common Stock                             $ 405,000
       Conversion of Debt to Preferred Stock      $  16,561







   The Accompanying Notes are an Integral Part of these Financial Statements.

Thermal Exploration Company
Notes to Financial Statements
December 31, 1995
(Unaudited)




Note 1 - Financial Statements

The statement of financial position as of December 31, 1995, the statements of operations for the six month periods ended December 31, 1995 and 1994, and the statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all necessary adjustments have been made to present fairly the financial position, results of operations, and the cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's June 30, 1995, Annual Report to shareholders. The results of operations for the periods ended December 31, 1995 and 1994, are not necessarily indicative of the operating results for these full years.


Note 2 - Related Parties

On November 2, 1995, the Company's president was appointed to also serve as president of Western Copper Holdings Limited (Western), the Company's joint venture partner in the Carmacks Copper Project.


Note 3 - Equity

During the quarter ended December 31, 1995, 135,000 shares of Series A Preferred Stock were converted into 135,000 shares of common stock. In addition, during the quarter ended December 31, 1995, 100,000 shares of Series A Preferred were issued in exchange for the cancellation of U.S. $16,561 in liabilities. In connection with the issuance of the Series A Preferred Stock, the holder granted a proxy to the Board of Directors of the Company to vote such stock.

Note 4 - Related Party Payable

Included in accounts payable and accrued expenses are amounts owed to Western. At December 31, 1995 the Company owed Western $117,700, consisting of accrued costs for the joint venture and certain cash advances.


Thermal\10QSB2A9.WPD

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   LIQUIDITY AND CAPITAL RESOURCES

     Thermal Exploration Company (the "Company") had a cash balance of $261 as of December 31, 1995, a decrease of $697 from the previous balance of $958 as at June 30, 1995. Total liabilities as at December 31, 1995 were $230,281 as compared to $205,494 on June 30, 1995. The decrease in the cash balance is insignificant with respect to day to day operations. The increase in liabilities is attributable to exploration expenses incurred by the Company to Western Copper Holdings Limited ("Western Copper"), its joint venture partner in the Carmacks Copper Project, loans from Western Copper for the proposed Arrangement involving the Company and Western Copper, and day to day operating expenses. As of December 31, 1995, the Company owes Western Copper approximately $117,700. The Company has no current obligations other than day to day administrative expenses and its on-going commitment to fund its 50% joint venture interest in the exploration and development of the Carmacks Copper Project near Carmacks, Yukon. The Company currently has no revenue generating activity, and is dependent on corporate loans from Western Copper and equity financing to meet its short term and joint venture obligations.

     During December 1995, a holder of 135,000 shares of Series A Preferred Stock converted such stock into 135,000 shares of common stock. No proceeds were received by the Company. In addition, the Company issued 100,000 shares of Series A Preferred Stock in exchange for the cancellation of $16,561 in liabilities due to Queenston Mining Corporation ("Queenston"). Each share of Series A Convertible Preferred Stock is convertible into one share common stock. In connection with the issuance, Queenston gave the Board of Directors of the Company a proxy to vote such Preferred Stock.

     The Company and Western Copper are currently proceeding with a reorganization pursuant to an Arrangement whereby shareholders of the Company shall receive one common share of Western Copper for each five common shares of Thermal. It is also proposed that Thermal shareholders, other than Western Copper, will receive shares in Pacific Cascade Resources Corporation ("Pacific"), a to-be-formed corporation whose assets will consist of all of the assets of Thermal other than its interest in the Carmacks Project. All liabilities will remain with Thermal. The assets to be transferred to Pacific have nominal value. The Arrangement is subject to shareholder, regulatory, and court approval.

     Rothschild Australia Ltd. ("Rothschild") has entered into a letter agreement to loan Cdn $2.5 million to Western Copper to be used primarily for engineering of the Carmacks Project. Under the letter agreement, the loan to Western has been guaranteed by Thermal and will be secured by Thermal's interest in the Carmacks Copper Project. The financing is subject to Western and Rothschild entering into a definitive agreement expected to close on February 23, 1996.

     Thermal and Western Copper are also holding discussions with Rothschild which could lead to senior equity and debt funding for the Carmacks Copper Project. There is no assurance that these financing discussions will be successful.

     The Company has no operating revenues and is entirely dependent on its ability to either borrow funds from Western Copper, or raise funds through the sale of assets or the sale of its common shares to meet its administrative and exploration/development obligations.

     In the event that the Arrangement with Western is not effected, Thermal will be required to meet its obligations to the joint venture. In the event Thermal fails to meet these obligations, its interest in the joint venture may be diluted.

B.   RESULTS OF OPERATIONS

     During the three month period ended December 31, 1995 the Company had no operating revenue. The Company also had no operating revenue for the corresponding three month period in 1994. The Company does not anticipate receiving any significant income prior to placing the Carmacks Copper Project into production. To meet its monthly operating expenses the Company will need to raise additional funds by loans from Western Copper or through the sale of assets or the private placement of its preferred or common stock.

     Total operating expenses for the three month period ended December 31, 1995 were $57,304 which represents an increase of $20,067 from the prior year's corresponding period when operating costs were $37,237. The increase is primarily the result of legal and accounting costs associated with the proposed Arrangement with Western Copper.

     During the next twelve months, the joint venture expects to incur substantial costs of approximately $2,000,000 (Cdn) to develop and permit the Carmacks Copper Projects. The joint venture intends to fund these expenses through a $2,5000,000 (Cdn) loan from Rothschild to Western Copper. Thermal has guaranteed repayment of the loan and has secured its repayment with its joint venture interest in the Carmacks Project. As discussed above, the financing is subject to Western and Rothschild entering into a definitive agreement expected to close on February 23, 1996.



Thermal\10QSB2A9.WPD

     In the event the proposed Arrangement with Western is not effected, Thermal will be responsible for its pro rata expenses to the joint venture and obligations under the guaranty to the Rothschild loan.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     On November 1, 1995 Prime Equities International Corporation, a Canadian mining company, acquired Teck Corporation's 35% interest in Western Copper and became the largest shareholder of Western Copper.
Western Copper is the Company's joint venture partner in the Carmacks Copper Project and is the Company's largest shareholder, owning approximately 34% of the outstanding common stock of the Company. In connection with the transaction, Dale Corman, President of and a director of the Company, is now President of and a director of Western Copper.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None




Thermal\10QSB2A9.WPD

                                 SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMAL EXPLORATION COMPANY


February 23rd, 1996           By:____F. Dale Corman_________________
                                 F. DALE CORMAN
                              Chairman & President
                             (Chief Executive and
                              Principal Financial Officer)


Thermal\10QSB2A9.WPD