Form 10QSB
period 1996-03-31
THERMAL EXPLORATION CO
filed 1996-05-21
CIK 97725

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              (Mark One)
         [ ]  Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934.

            For the Quarterly Period Ended March 31, 1996.

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      Commission File No. 0-13933

                      THERMAL EXPLORATION COMPANY
        (Exact Name of registrant as specified in its charter)


            California                                           94-2185688
  (State or other jurisdiction of                 (I.R.S. identification No.)
  incorporation or organization)

          11525 Caroline Lane, Nevada City, California 95959

               (Address of principal executive offices)

Registrant's telephone number including area code: (916) 265-0653

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the
past 90 days.  Yes   X       No.

        The number of shares outstanding of the issuer's common stock, as of March 31, 1996, is 17,100,528

                       Part I - Financial Information

Item 1.    FINANCIAL STATEMENTS

                         Thermal Exploration Company
                        (A Development Stage Company)
                      Statements of Financial Position
                                 (Unaudited)

                                       March 31, 1996      June 30, 1995

Assets:
     Cash & Cash Equivalents            $      5,633        $        958
     Receivables                               9,700              75,497
           Total Current Assets               15,333              76,455
     Deferred Exploration Costs and
                 Mineral Claims            1,994,241           1,591,095
Other                                            516                 630
           Total Assets                 $  2,010,090        $  1,668,180
Liabilities and Shareholders' Equity
     Accounts Payable and Accrues Expenses   563,969              97,494
           Total Current Liabilities         563,969              97,494
     Accounts Payable to be Refinanced           -0-             108,000
           Total Liabilities                 563,969             205,494
Convertible Series A Preferred Stock          76,561             465,000
     5,000,000 Shares Authorized: 120,000 and
     155,000 Shares Outstanding at March 31, 1996
     and
     June 30, 1995, respectively;
     $3.00 Per Share Liquidation Preference
Common Stock, 100,000,000 Shares          7,255,050            6,730,910
     Authorized, No Par; 17,100,528
     and 16,415,528 Shares Outstanding
     at March 31, 1996 and June 30
     1995, Respectively
Accumulated Deficit:

           Prior to development stage    (5,178,836)          (5,178,836)
           During development stage        (706,654)            (554,388)
           (starting July 1, 1991)
              Total Accumulated Deficit  (5,885,490)          (5,733,224)
           Total Shareholders Equity      1,446,121            1,462,686
           Total Liabilities and
           Shareholders' Equity        $  2,010,090         $  1,668,180
           Shareholders' Equity

 The Accompanying Notes are an Integral Part of These Financial Statements.

                         Thermal Exploration Company
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                              For the Three Months                             For the Nine Months
                                 Ended March 31,                                 Ended March 31,
                                  1996                    1995                    1996                     1995
Revenue:
     Income                  $    -0-                $    -0-                $     -0-                $     -0-
         Total                    -0-                     -0-                      -0-                      -0-
Expenses:
     Consulting Fees and        2,400                  15,240                   19,440                   34,740
Contract Labor
     Professional Fees          3,611                  16,706                   99,621                   34,812
     Rent and Utilities         2,660                   3,017                    8,077                    8,899
     Stock Maintenance          4,276                   5,579                   11,262                   10,771
     Travel                       372                     520                    1,084                      970
     Other                      4,128                   4,938                   10,952                   13,294
    Total Expenses             17,447                  46,000                  150,436                  103,486
     Gain on Asset Disposal       -0-                     -0-                      -0-                   44,433
     Interest Income                1                       1                      519                      409
     Currency Gain (Loss)       (312)                   1,250                  (1,449)                      795
     Miscellaneous Income         -0-                     -0-                      -0-                    7,484
 Loss From Operations        (17,758)                (44,749)                (151,366)                 (50,365)
     Provisions for Income        -0-                     100                      900                      900
Tax
       Net Loss              $ (17,758)              $ (44,849)              $ (152,266)              $ (51,265)
Net Loss Per Share           $    -0-                $    -0-                $   (.01)                $     -0-
Shares Used in Computation  17,075,528              16,415,528               16,887,750              16,415,528

 The Accompanying Notes are an Integral Part of these Financial Statements.

                             THERMAL EXPLORATION COMPANY
                            (A Development Stage Company)

STATEMENTS OF OPERATIONS
PERIOD FROM JULY 1, 1991 (START OF DEVELOPMENT STAGE)
TO DECEMBER 31, 1995


                                             JULY 1, 1991
                                                  TO
                                               MARCH 31,
                                                1996
                                             (UNAUDITED)


REVENUE:
  Royalties                                  $ 41,411
COSTS AND EXPENSES:
  General and administrative                  909,550
  Loss on disposition/writedown of oil and gas
   seismic costs                              511,136
  Writeoff of deferred exploration costs
   and mineral claims                         114,672
  Writeoff of other assets                     27,814
                                            1,563,172

OPERATING LOSS                            (1,521,761)

OTHER INCOME:
  Gain on sale of mineral claims               44,433
  Gain on sale of marketable securities        38,098
  Gain on sale of land                         30,664
  Gain on sale of royalty interest             50,000
  Other                                        18,453
                                              181,648

OTHER EXPENSES:
  Legal settlement costs                      128,031
  Other                                        74,183
                                              202,214

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      (1,524,324)

INCOME TAX PROVISION (BENEFIT)                (20,713)

LOSS FROM CONTINUING OPERATIONS            (1,521,611)

DISCONTINUED GEOTHERMAL OPERATIONS:
  Income from operations                        4,571
  Gain on sale (net of income tax of $9,033)  810,386

NET LOSS                                   $ (706,654)

PER COMMON SHARE:
  Loss from continuing operations              $ (.11)

  Discontinued operations                       $ .06
  Net loss                                      $(.05)

SHARES USED IN COMPUTATION                 13,594,151

  The accompanying notes are an integral part of these financial statements.

                          Thermal Exploration Company
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)

                                                             For the Nine Months Ended
                                                                       MARCH 31,
                                                    1996                                      1995
Cash Flows From Operating Activities:
Net Income (Loss)                                     $ (152,266)                            $ (51,265)
Adjustments to Reconcile Net Income (Loss) to Cash
Provided by Operating Activities:
     Depreciation                                            114                                   474
     Amortization of Intangibles                             -0-                                   707
     Gain on Sale of Assets                                  -0-                              (44,433)
     Decrease (Increase) in Receivables                   65,797                               (1,400)
     Increase (Decrease) in Accrued Liabilities          157,843                              (63,324)
     Payments of Accounts Payable to be Refinanced     (108,000)                              (71,000)
            Net Cash Flow From                          (36,512)                             (230,241)
           Operating Activities
Cash Flows From Investing Activities:
     Deferred Exploration Costs                        (111,445)                             (199,756)
Cash Flows From Financing Activities:
     Proceeds from sale of Asset                             -0-                                24,248
     Proceeds of Stock Issue                             119,140                               377,550
     Proceeds from Borrowings from Western                33,492                                   -0-
            Net Cash Flows From                          152,632                               401,798
           Financing Activities
Net Increase (Decrease) in Cash                            4,675                              (28,330)
Cash at Beginning of Period                                  958                              (29,330)
Cash at End of Period                                $     5,633                            $    1,131

  The Accompanying Notes are an Integral Part of these Financial Statements

THERMAL EXPLORATION COMPANY
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
PERIOD FROM JULY 1, 1991 (START OF DEVELOPMENT STAGE)
TO DECEMBER 31, 1995

                                                   JULY 1, 1991
                                                        TO
                                                     MARCH 31,
                                                       1996
                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss $                                          (706,654)
  Adjustments to reconcile to net cash used by
   operating activities:
     Depreciation and amortization                      16,988
     Gain on sale of discontinued operations          (819,419)
     Gain on sale of land                              (30,664)
     Gain on sale of mineral claims                    (44,433)
     Gain on sale of marketable securities             (38,098)
     Gain on sale of royalty interest                  (50,000)
     Loss on disposition/writedown of seismic costs    511,136
     Legal settlement costs paid in common stock       128,031
     Writeoff of deferred exploration costs
          and mineral claims                           114,672
     Writeoff of other assets                           27,814
     Other                                               7,742
     Effect of changes in:
      Account receivables                              198,208
      Other assets                                      (3,869)
      Accounts payable and accrued expenses            159,742

  Net cash used by operating activities               (528,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of geothermal operations                        562,485
  Additions to deferred exploration costs
          and mineral claims                        (1,132,453)
  Proceeds from sale of:
   Marketable securities                                57,592
   Mineral claims                                       40,855
   Seismic asset                                        66,640
   Royalty interest                                     50,000
  Seismic data usage fees received                      24,238
  Purchases of furniture and equipment                  (2,570)

  Net cash used by investing activities               (333,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock for cash                        825,465
  Advances from operating partner                       78,536
  Payments of operating advances                      (108,896)

  Net cash provided by financing activities            795,105

Net decrease in cash and equivalents                   (66,912)

Cash and equivalents at beginning of period             72,545

Cash and equivalents at end of period                  $ 5,633


  The accompanying notes are an integral part of these financial statements.

                         Thermal Exploration Company
                        (A Development Stage Company)
                        Notes to Financial Statements
                               March 31, 1996
                                 (Unaudited)

Note 1 - Financial Statements

The accompanying financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all necessary adjustments have been made to present fairly the financial position, results of operations, and the cash flows for all periods presented .

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's June 30, 1995, Annual Report to Shareholders. The results of operations for the periods ended March 31, 1996 and 1995, are not necessarily indicative of the operating results for these full years.

Development Stage - Effective August 1, 1991, the Company sold its interest in certain geothermal operations, recognizing a gain on the sale of $810,386. The divested operations had been the Company's primary source of operating cash flows and, accordingly, the Company is deemed to be in the development stage for its fiscal year ended June 30, 1992 and thereafter. Development stage amounts for the period
July 1, 1991 to June 30, 1995 in the Company's statements of operations include a gain of $810,386 on the sale of geothermal operations and income from such operations of $4,571.

Note 2 - Related Parties

On November 2, 1995, the Company's president was appointed to also serve as president of Western Copper Holdings Limited (Western), the Company's joint venture partner in the Carmacks Copper Project.

Note 3 - Equity

During the quarter ended December 31, 1995, 135,000 shares of Series A Preferred Stock were converted into 135,000 shares of common stock. In addition, during the quarter ended December 31, 1995, 100,000 shares of Series A Preferred Stock were issued in exchange for the cancellation of $16,561 in U.S. liabilities.

Note 4 - Related Party Payable

Included in Accounts Payable and Accrued Expenses are amounts owed to Western. At March 31, 1996 the Company owed Western $453,670, related to deferred explorations costs for the Carmacks joint venture and certain cash advances.

Note 5 - Loan Guarantee

The Company is guarantor on a February 14, 1996, $2.5 million (Canadian) line of credit from Rothschild Australia Ltd. to Western. The entire Carmacks property is security for the loan. At March 31, 1996, $625,000 (CN) of the available line had been drawn. The funds were used primarily for development expenditures of the Carmacks project.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Liquidity and Capital Resources

     Thermal Exploration Company (the "Company") had a cash balance of $5,633 as of March 31, 1996, an increase of $4,615 from the previous balance of $958 as at June 30, 1995. Total liabilities as at March 31, 1996, were $563,969 as compared to $205,494 on June 30, 1995. The increase in the cash balance is insignificant with respect to day to day operations. The increase in liabilities is attributable to the Company's share of exploration expenditures incurred by Western Copper Holdings Limited ("Western Copper"), its joint venture partner in the Carmacks Copper Project, loans from Western Copper for the proposed Arrangement involving the Company and Western Copper, and day to day operating expenses. As of March 31, 1996, the Company owes Western Copper approximately $453,670. The Company has no current obligations other than day to day administrative expenses and its on-going commitment to fund its 50% joint venture interest in the exploration and development of the Carmacks Copper Project near Carmacks, Yukon. The Company currently relies on loans from Western Copper and equity financing to meet its short term and joint venture obligations.

     The Company and Western Copper are currently proceeding with a reorganization pursuant to an Arrangement whereby shareholders of the Company shall receive one common share of Western Copper for each five common shares of Thermal. It is also proposed that Thermal shareholders, other than Western Copper, will receive shares in Pacific Cascade Resources Corporation ("Pacific"), a wholly owned subsidiary whose assets will consist of all of the assets of Thermal other than its interest in the Carmacks Project. All liabilities will remain with Thermal. The assets to be transferred to Pacific have nominal value. The Arrangement is subject to shareholder, regulatory, and court approval.

     Rothschild Australia Ltd. ("Rothschild") has entered into a credit agreement to loan Cdn $2.5 million to Western Copper to be used primarily for engineering of the Carmacks Project. Under the agreement, the loan to Western is guaranteed by Thermal and is secured by Thermal's interest in the Carmacks Copper Project. As of March 31, 1996, Western had drawn down Cdn $625,000, in the aggregate against this facility.

     Thermal and Western Copper are also holding discussions with Rothschild which could lead to senior equity and debt funding for the Carmacks Copper Project. There is no assurance that these financing discussions will be successful.

     The Company has no operating revenues and is entirely dependent on its ability to either borrow funds from Western Copper or raise funds through the sale of assets or the sale of its common shares to meet the administrative and exploration/development obligations.

     In the event that the Arrangement with Western is not effected, Thermal will be required to meet its obligations to the joint venture. In the event Thermal fails to meet these obligations, its interest in the joint venture may be diluted.

B.   RESULTS OF OPERATIONS

     During the three month period ended March 31, 1996, the Company had no operating revenue. The Company also had no operating revenue for the corresponding three month period in 1995. The Company does not anticipate receiving any significant income prior to placing the Carmacks Copper Project into production. To meet its monthly operating expenses the Company will need to raise additional funds by loans from Western Copper or through the sale of assets or the private placement of its preferred or common stock.

     Total operating expenses for the three month period ended March 31, 1996, were $17,447 which represents a decrease of $28,553 from the prior year's corresponding period when operating costs were $46,000. The decrease is primarily the result of lower consulting and professional fees.

     During the next nine months, the joint venture expects to incur costs of approximately $1,000,000 (Cdn) to develop and permit the Carmacks Copper Projects. The joint venture intends to fund these expenses through a $2,500,000 (Cdn) loan from Rothschild to Western Copper. Thermal has guaranteed repayment of the loan and has secured its repayment with its joint venture interest in the Carmacks Project.

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

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     On April 12, 1996, a group of unaffiliated purchasers acquired Prime Equities International Corporation's 35% interest in Western Copper Holdings Ltd. Western Copper is the Company's joint venture partner in the Carmack's Copper project. Western is the Company's largest shareholder owning approximately 34% of the outstanding common stock of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                  SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMAL EXPLORATION COMPANY

May 20, 1996               By:        F. DALE CORMAN
                                      F. Dale Corman
                                      Chairman and President
                                      (Chief Executive and
                                      Principal Financial Officer)